Form 10-K
period 2004-12-31
Keycorp Student Loan Trust 2004-A
filed 2005-04-04
CIK 1298793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20559

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .

Commission File Number:         333-114367-02

KEYCORP STUDENT LOAN TRUST 2004-A

(Exact name of registrant as specified in its charter)

Delaware	73-6354842

State or other jurisdiction	(I.R.S. employer
of incorporation or organization	identification no.)

c/o KeyBank, National Association, as Administrator, Attn: Cathleen Leanza

800 Superior Ave., Cleveland, Ohio	44114

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(216) 828-8852

Securities Registered pursuant to Section 12(b) of the Act:	None

Securities Registered pursuant to Section 12(g) of the Act:	None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

     The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).

Yes         No   X

     The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

No documents are incorporated by reference into this Form 10-K.
Exhibit Index on Page   7

PART I
PART II
PART III
PART IV
INDEX OF EXHIBITS
EX-31 Certification of the Registrant
EX-99(A) Officer's Certificate - KeyBank
EX-99(B) Officer's Certificate - PHEAA
EX-99(C) Officer's Certificate - Great Lakes Educational
EX-99(D) Officer's Certificate - KeyBank USA
EX-99(E) Officer's Certificate - KeyBank National Association
EX-99(F) Statement of Compliance - FHEFA
EX-99(G) Report of Assertions on Compliance
EX-99(H) Statement of Compliance - Boston

     This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of Key Bank USA National Association and said Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K. (Please note that KeyBank National Association is the successor by merger to Key Bank USA, National Association.)

PART I

Item 1.	Business.

Omitted.

Item 2.	Properties.

The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency (“PHEAA”), Great Lakes Higher Education Guaranty Corporation (“GLHEC”), California Student Aid Commission (“CSAC”), United Student Aid Fund (“USAF”), New York State Higher Education Services Corporation (“NYHESC”), Educational Credit Management Corporation (“ECMC”),Tennessee Student Assistance Corporation (“TSAC”), Texas Guaranteed Student Loan Corporation (“TGSLC”), Education Credit Management Corporation (“ECMC”), Illinois Student Assistance Commission (“ISAC”), Kentucky Higher Education Assistance Authority (“KHEAA”),Michigan Higher Education Assistance Agency (“MHEAA”), or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance (“ASA”), and are reinsured by the United States Department of Education (the “Department”) or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. (“TERI”), each a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

See Exhibit 31, a Certification of the Registrant, as Key Consumer Receivables LLC, as Depositor with respect to the activities during the fiscal year ended December 31, 2004.

See Exhibit 99(a), a Certificate of KeyBank National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2004.

See Exhibit 99(b) and 99(f), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of such Subservicer during the calendar year ended December 31, 2004 and the Independent Accountant’s Report of KPMG LLP with respect to the activities of such Subservicer during the calendar year ended December 31, 2004.

See Exhibit 99(c) and 99(g), a Certificate of Great Lakes Educational Loan Services, Inc. (“Great Lakes”), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2004 and the Independent Accountant’s Report of Ernst and Young with respect to the activities of such Subservicer during the calendar year ended December 31, 2004.

See Exhibit 99(d), a Certificate of KeyBank National Association, as Administrator of the Registrant with respect to the activities of the Administrator during the fiscal year ended December 31, 2004.

See Exhibit 99(e), a Certificate of the Registrant, through JPMorgan Chase Bank, N.A., successor in interest to Bank One, National Association, as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant during the fiscal year ended December 31, 2004.

See Exhibit 99(h), the Independent Accountant’s report of KPMG LLP with respect to the activities of Key Education Resources-Boston during the calendar year ended December 31, 2004.

Item 3.	Legal Proceedings.

The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to Noteholders for a vote during the fiscal year covered by this Annual Report. Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

PART II

Item 5.	Market for Registrant’s Common Equity and related Stockholder Matters.

Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 6.	Selected Financial Data.

Omitted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.	Financial Statements and Supplementary Data.

Omitted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Omitted.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted.

Item 11.	Executive Compensation.

Omitted.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Not applicable; Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 13.	Certain Relationships and Related Transactions.

Not applicable; Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 14.	Principal Accounting Fees and Services.

Omitted.

PART IV

Item 15.	Exhibits, Financial Statement Schedules. (a)(1) Financial Statements Not Applicable.

(a)(2) Financial Statement Schedules required under Item 15(c) below. Not Applicable.

(a)(3) Exhibits. The following documents are required under Item 601 Regulation S-K and are filed as part of this Annual Report on Form 10-K. No documents are required as exhibits hereto under Item 15(c) below.

Exhibit Number	Description

31	Certification of the Registrant

99(a)	Master Servicer’s Compliance Certificate, KeyBank National Association.

99(b)	Subservicer’s Compliance Certificate from Pennsylvania Higher Education Assistance Agency (“PHEAA”).

99(c)	Subservicer’s Compliance Certificate from Great Lakes Educational Loan Services, Inc. (“Great Lakes”).

99(d)	Administrator’s Compliance Certificate.

99(e)	Issuer’s Compliance Certificate.

99(f)	Independent Accountant’s Report of KPMG LLP regarding PHEAA.

99(g)	Independent Auditor’s Report of Ernst & Young regarding Great Lakes.

99(h)	Independent Accountant’s Report of KPMG LLP regarding Key Education Resources-Boston.

(b) Exhibits Required Under Item 601 of Regulation S-K.

Exhibits 31 through 99(h), listed above are filed herewith.

(c) Financial Statements required by Regulation S-X but excluded from the Annual Report to Shareholders.

Not Applicable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 31, 2005
KeyCorp Student Loan Trust 2004-A

	By:	KeyBank National Association, successor in interest to Key Bank USA, National Association, as Master Servicer and Administrator, on behalf of the Trust

	By:	/S/DANIEL G. SMITH

		Name:	Daniel G. Smith

		Title:	Senior Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report. Aside from the single class of $0 principal and 0% interest Certificates issued to the Depositor, which represents its residual interest in the Trust’s assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

INDEX OF EXHIBITS

Exhibit Number	Description	Page

31	Certification of the Registrant	8

99(a)	Master Servicer's Compliance Certificate,	9
	Key Bank USA, National Association

99(b)	Subservicer's Compliance Certificate	10
	from Pennsylvania Higher Education
	agency (“PHEAA”)

99(c)	Subservicer's Compliance Certificate	11
	Great Lakes Educational Loan Services,
	Inc. (“Great Lakes”)

99(d)	Administrator's Compliance Certificate,	12
	KeyBank National Association

99(e)	Issuer's Compliance Certificate	13

99(f)	Independent Accountant’s Report of	14
	KPMG LLP regarding PHEAA

99(g)	Independent Auditor’s Report of Ernst &	20
	Young regarding Great Lakes.

99(h)	Independent Accountant’s Report of	24
	KPMG LLP regarding Key Education
	Resources-Boston.